Form 10-Q
period 1996-03-29
UNION SWITCH & SIGNAL INC
filed 1996-05-10
CIK 912464

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   Form 10-Q

[X] Quarterly Report, Pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the Quarterly Period Ended March 29, 1996, or

[ ] Transition Report, Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Transition Period       to
                                            -------  ------

                       Commission File Number 0-22914
                             ----------------------

                           UNION SWITCH & SIGNAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                             ----------------------

                 Delaware                                                25-1579001
- - ------------------------------------------              ---------------------------------------------
         (State of Incorporation)                            (IRS Employer Identification Number)


      1901 Main Street, Suite 1150
         Columbia, South Carolina                                           29201
- - ------------------------------------------              ---------------------------------------------
(Address of principal executive offices)                                  (Zip Code)

                                (803) 929-1200
              (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X      No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, $0.01 par value                            9,737,500
        -----------------------------                      ---------------------
                   Class                                     Outstanding as of
                                                              April 30, 1996

                           UNION SWITCH & SIGNAL INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 1996
                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                                --------

      Item 1.  Financial Statements

               Consolidated Balance Sheet as of March 29, 1996 and
                 December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . .                1

               Consolidated Statement of Operations and Accumulated
                 Earnings for the three month periods ended
                 March 29, 1996 and March 31, 1995. . . . . . . . . . . . . . . . .                2

               Consolidated Statement of Cash Flows for the three month
                 periods ended March 29, 1996 and March 31, 1995. . . . . . . . . .                3

               Notes to Consolidated Financial Statements . . . . . . . . . . . . .                4

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. . . . . . . . . . .                7


PART II.  OTHER INFORMATION


      Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . .               10

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .               10

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11

      Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               12

                          UNION SWITCH & SIGNAL INC.
                          CONSOLIDATED BALANCE SHEET
                    ($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                March 29,     December 31,
                                                                                  1996           1996
      ASSETS                                                                   (unaudited)    (unaudited)
                                                                               -----------    ------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .   $      509     $    2,873
   Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,942         29,641
   Inventory (Note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,870         24,807
   Costs and estimated earnings in excess of billings
      on uncompleted contracts (Note 4). . . . . . . . . . . . . . . . . . .       54,950         51,409
   Prepaid expenses and other current assets . . . . . . . . . . . . . . . .        3,539          4,814
                                                                               ----------     ----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      106,810        113,544
Contract receivables - retentions. . . . . . . . . . . . . . . . . . . . . .       13,686         13,624
Property, plant and equipment - net. . . . . . . . . . . . . . . . . . . . .       37,642         37,944
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,669          5,249
                                                                               ----------     ----------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  162,807     $  170,361
                                                                               ==========     ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short term borrowings and current
      obligations under capital leases (Note 5). . . . . . . . . . . . . . .   $   15,684     $    6,040
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,857         14,833
   Accured liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,818          7,135
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (Note 4). . . . . . . . . . . . . . . . . . .       13,178         15,201
                                                                               ----------     ----------
         Total current liabilities . . . . . . . . . . . . . . . . . . . . .       46,537         43,209

Accounts payable - retentions. . . . . . . . . . . . . . . . . . . . . . . .        1,998          2,493
Accrued post-retirement benefits . . . . . . . . . . . . . . . . . . . . . .        2,419          2,359
Long-term borrowings and obligations under capital leases (Note 6) . . . . .       42,047         52,128
                                                                               ----------     ----------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       93,001        100,189
                                                                               ----------     ----------

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000
      shares, no shares issued and outstanding . . . . . . . . . . . . . . .            0              0
   Common stock, $.01 par value, authorized 30,000,000
      shares, issued and outstanding 9,737,500 . . . . . . . . . . . . . . .           97             97
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .       59,302         59,302
   Accumulated earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .       10,407         10,773
                                                                               ----------     ----------
         Total shareholders' equity. . . . . . . . . . . . . . . . . . . . .       69,806         70,172
Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . . .            0              0
                                                                               ----------     ----------
         Total liabilities and shareholders' equity. . . . . . . . . . . . .   $  162,807     $  170,361
                                                                               ==========     ==========



  The accompanying notes are an integral part of these financial statements.

                          UNION SWITCH & SIGNAL INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                           AND ACCUMULATED EARNINGS
                  ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            Three Months ended
                                                                            ------------------
                                                                       March 29,         March 31,
                                                                          1996             1995
                                                                      (unaudited)       (unaudited)
                                                                      -----------       -----------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     39,779      $     42,661
Cost of revenue . . . . . . . . . . . . . . . . . . . . . . . . . .        33,098            32,614
                                                                     ------------      ------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .         6,681            10,047

Operating expenses:
   Selling, general and administrative. . . . . . . . . . . . . . .         4,561             5,635
   Research and development - net . . . . . . . . . . . . . . . . .         1,635             1,616
                                                                     ------------      ------------
      Operating expenses. . . . . . . . . . . . . . . . . . . . . .         6,196             7,251
                                                                     ------------      ------------
      Operating income. . . . . . . . . . . . . . . . . . . . . . .           485             2,796

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .         1,018               619
                                                                     ------------      ------------
      Income (loss) before income taxes . . . . . . . . . . . . . .          (533)            2,177
Provision for income taxes. . . . . . . . . . . . . . . . . . . . .          (167)              896
                                                                     ------------      ------------
      Net income (loss) . . . . . . . . . . . . . . . . . . . . . .          (366)            1,281
Accumulated earnings beginning of period. . . . . . . . . . . . . .        10,773             7,149
                                                                     ------------      ------------
Accumulated earnings, end of period . . . . . . . . . . . . . . . .  $     10,407      $      8,430
                                                                     ============      ============
Earnings (loss) per share of common stock:
      Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $      (0.04)     $       0.13
                                                                     ============      ============
Weighted average number of common shares outstanding. . . . . . . .     9,737,500         9,737,500
                                                                     ============      ============


 The accompanying notes are an integral part of these consolidated statements.

                          UNION SWITCH & SIGNAL INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($ IN THOUSANDS)


                                                                                         Three Months ended,
                                                                                         -------------------
                                                                                     March 29,         March 31,
                                                                                       1996              1995
                                                                                    (unaudited)       (unaudited)
                                                                                    -----------       -----------
Increase (decrease in cash and cash equivalents:
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      (366)      $      1,281
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .          1,385              1,326
      Changes in:
        Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,699             (3,010)
        Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,063)            (1,358)
        Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,888               (739)
        Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,976)               369
        Accrued liabilites. . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,030)            (1,293)
        Contracts - net (a) . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,121)           (11,302)
                                                                                   -----------       ------------
           Net cash used in operating activities. . . . . . . . . . . . . . . .         (1,284)           (14,726)

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .           (643)            (1,800)

           Net cash used in operating activities. . . . . . . . . . . . . . . .           (643)            (1,800)
                                                                                   -----------       ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from short term borrowings. . . . . . . . . . . . . . . . .           9,685              6,000
      Proceeds from long term borrowings . . . . . . . . . . . . . . . . . . .               0              4,900
      Payments on long term borrowings . . . . . . . . . . . . . . . . . . . .         (10,000)                 0
      Payments on capital leases . . . . . . . . . . . . . . . . . . . . . . .            (122)               (11)
                                                                                   -----------       ------------
           Net cash (used in) provided by financing activities. . . . . . . . .           (437)            10,889

Net decrese in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .         (2,364)            (5,637)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . .          2,873              8,573
                                                                                   -----------       ------------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .    $       509       $      2,936
                                                                                   ===========       ============
Interest paid during period . . . . . . . . . . . . . . . . . . . . . . . . . .    $     1,686       $      1,198
                                                                                   ===========       ============
Income taxes paid (refund received) during period . . . . . . . . . . . . . . .    $      (996)      $      3,438
                                                                                   ===========       ============

 (a) Contract accounting includes costs and estimated earnings in excess of billings, contract receivables - retentions, billings in excess of costs and estimated earnings on uncompleted contracts and accounts payable - retentions.

  The accompanying notes are an integral part of these consolidated financial statements.

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1996
                                  (Unaudited)
                   ($ in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Union Switch & Signal Inc. (the "Company") include all adjustments which are, in the opinion of management, necessary for a fair statement of the operating results for the three month periods ended March 29, 1996 and March 31, 1995. The consolidated financial statements for the three month periods include only normal recurring adjustments. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The information contained in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements as well as the notes thereto contained in the Company's 1995 Annual Report.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The Company is periodically involved in providing certain products and services to affiliated entities and in purchasing certain products and services from affiliated entities. During the period ending March 29, 1996, the Company provided to Ansaldo Trasporti S.p.A. certain advisory and consulting services which were reflected as a reduction of operating expense of $240.

The Company relies on affiliated entities for certain financial and management services. Such services include guaranteeing a $200,000 surety bond facility (of which $58,933 was utilized at March 29, 1996) and a $5,000 standby letter of credit facility (of which $3,521 was utilized at March 29, 1996). Fees are paid to Ansaldo Trasporti S.p.A. (ATR) and/or Finmeccanica S.p.A. for these services provided. Said fees are equal to 1.0% per annum on the aggregate principal amount of credit enhanced and 0.50% per annum of any surety bond or letter of credit for which ATR and/or Finmeccanica provides an indemnity. For the three-month period ended March 29, 1996 such fee was $81. Management expects these services to continue to be provided by affiliates, to the extent required, through at least 1997.

NOTE 3 - INVENTORY

Components of inventory at March 29, 1996 were as follows:

                                                                                            March 29, 1996
                                                                                            --------------
    Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   13,641
    Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,423
    Finished components . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,806
                                                                                              ----------
                                                                                              $   25,870
                                                                                              ==========

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1996
                                  (Unaudited)
                   ($ In thousands, except per share amounts)

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Components of cost and estimated earnings on uncompleted contracts at March 29, 1996 were as follows:

                                                                                             March 29, 1996
                                                                                             --------------
    Costs incurred on uncompleted contracts . . . . . . . . . . . . . . . . . . . .           $    415,856
    Estimated earnings                                                                              52,062
                                                                                              ------------
                                                                                                   467,918
    Less - Billings to date and advances on contracts . . . . . . . . . . . . . . .                426,146
                                                                                              ------------
                                                                                              $     41,772
                                                                                              ============

The net amount above is included in the consolidated balance sheet under the following captions:

                                                                                             March 29, 1996
                                                                                             --------------


    Costs and estimated earnings in excess
    of billings on uncompleted contracts. . . . . . . . . . . . . . . . . . . . . .           $     54,950
    Billings in excess of costs and estimated earnings
    on uncompleted contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . .                (13,178)
                                                                                              ------------
                                                                                              $     41,772
                                                                                              ============

NOTE 5 - SHORT TERM BORROWINGS AND CAPITAL LEASES

Short term borrowings consisted of the following at March 29, 1996:

    Borrowings (unsecured) under various lines of credit expiring within one year with interest payable at least quarterly.  The interest rates
    in effect at March 29, 1996 were from 5.89% to 6.04%..  . . . . . . . . . . . . . . . . .    $  12,384

    Borrowings (unsecured) in Australia by Union Switch & Signal Pty. Ltd.
    under a revolving credit facility expiring May 31, 1996, with interest payable
    quarterly.  The interest rate in effect at March 29, 1996 was 6.50%..   . . . . . . . . .        2,949

    Current portion of obligations under capital leases.  . . . . . . . . . . . . . . . . . .          351
                                                                                                 ---------
         Total short term borrowings and current portion of obligations
         under capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  15,684
                                                                                                 =========

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1996
                                  (Unaudited)
                   ($ in thousands, except per share amounts)

NOTE 6 - LONG TERM BORROWINGS AND CAPITAL LEASES

Long term borrowings consisted of the following at March 29, 1996:

    Borrowings (unsecured) under revolving credit facility expiring
    May 28, 1998 with interest payable quarterly.  The interest rate
    in effect at March 29, 1996 was 6.69% . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,000

    Senior Notes (unsecured) due 2004, with a
    fixed interest rate of 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,000

    Long term obligations under capital leases. . . . . . . . . . . . . . . . . . . . . . . .        7,047
                                                                                                 ---------
         Total long term borrowings and long term portion of obligations
         under capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  42,047
                                                                                                 =========

The Company has a three-year revolving credit facility in the amount of $35,000 which is used to fund working capital needs as well as provide commercial and stand-by letters of credit and which will expire on May 28, 1998. At March 29, 1996, $5,000 in borrowings and $9,651 in letters of credit were utilized. In addition, on September 29, 1994, the Company issued senior, unsecured promissory notes to various lenders in the total amount of $30,000 at an 8 percent fixed rate with a ten year term and principal payments beginning in 1998.

As of March 29, 1996, the Company was in violation of certain financial covenants associated with its Senior Notes (the Fixed Charge Coverage Ratio). These violations constitute Events of Default under the loan agreement associated with the Senior Notes. The Company remains current in all interest and principal payments due. The Company expects that it will be in compliance with these covenants by year end. The note holders have waived their rights to an acceleration of principal payments granted to them under the loan agreement with the Company through the end of 1996.

The Company maintains a $100 million surety bonding facility ($11.7 million outstanding at March 29, 1996) in addition to a $200 million surety bonding facility provided by Finmeccanica (see Note 2).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($ in thousands except per share amounts)


OVERVIEW

Union Switch & Signal's business strategy emphasizes the design, engineering, production, distribution and after-sale service of integrated railway signaling, automation and control systems and related component products that provide a variety of train control and operations management capabilities.

Unless otherwise indicated, all figures set forth below are for the quarter ended March 29, 1996 compared to the quarter ended March 31, 1995.

Net income (loss) for the first three months of 1996 decreased to ($366) (4 cents loss per share) from $1,281 (13 cents per share) for the comparable period last year. This decrease is due to a decrease in gross profit of $3,366 and an increase in interest of $399, partially offset by reductions in operating expense of $1,055 and income taxes of $1,063.

BACKLOG

The Company's backlog at March 29, 1996 was $140,700, a decrease from the December 31, 1995 year end backlog of approximately $147,000. Orders for first quarter 1996 were $35,692 as compared to $50,287 for the first quarter of 1995.

Recent and proposed consolidations and mergers among U.S. Class 1 railroads have had a continuing adverse affect on customer orders, revenue and gross profit. In addition, anticipated uncertainty concerning federal government funding has resulted in delays in the award of transit projects. These factors, combined with longer than anticipated lead times in the international market and increased domestic competition, have resulted in lower backlog.

NET REVENUE

         Net revenue decreased 6.8% to $39,779 in 1996 from $42,661 in 1995 due to lower volume in Wayside Control Products Division shipments, which was partially offset by higher volume in system engineering by the Transportation Control Systems Division. These decreases were due primarily to the aforementioned lower order levels and resultant lower backlog. The Transportation Control System Division's revenue for the first three months of 1996 includes $1,906 of revenue from the Australian operation, which was not in the comparable period of 1995.

         Revenue by product line is as follows

      THOUSANDS OF $ REVENUE         PRODUCT LINE                       % CHANGE
         1996        1995                                               1996-95
         ----        ----                                               --------
      $ 28,416     $ 26,544          Transportation Control Systems        7.1
        10,251       14,883          Wayside Control Products            (31.1)
         1,112        1,234          Vehicle Control Systems              (9.9)
      --------     --------
      $ 39,779     $ 42,661          Total Revenue                        (6.8)

GROSS PROFIT

         Gross profit fluctuates as a result of production volume and the mix between industry sector and geographical location. The following table sets forth gross profit in thousands of dollars and as a percentage of total revenue, and the percent of change from year to year:

      THOUSANDS OF $ REVENUE         GROSS PROFIT                       % CHANGE
         1996        1995                                               1996-95
         ----        ----                                               --------
      $ 39,779     $ 42,661          Total Revenue                        (6.8)
        33,098       32,614          Cost of Revenue                       1.5
      --------     --------
      $  6,681     $ 10,047          Gross Profit                        (33.5)

          16.8%        23.6%

         Gross profit decreased to $6,681 or 16.8% of revenue in 1996 from $10,047 or 23.6% of revenue in 1995. The decrease in gross profit is due primarily to lower revenue in the Wayside Control Products Division and lower gross profit rates on existing contracts in the Transportation Control Systems Division.

OPERATING EXPENSES

         The following table sets forth certain consolidated expense items in thousands of dollars for the periods indicated and the percentage change from year to year:

      THOUSANDS OF $ REVENUE         EXPENSE ITEMS                      % CHANGE
         1996        1995                                               1996-95
         ----        ----                                               --------
      $  4,561     $  5,635          Selling, general and administrative (19.1)
         1,635        1,616          Research and development - net        1.2
      --------     --------
      $  6,196     $  7,251          Total operating expenses            (14.5)

         Selling, general and administrative expense decreased to $4,561 in 1996 from $5,635 in 1995, and decreased as a percent of revenue to 11.5% in 1996 from 13.2% in 1995. The reduction in selling, general and administrative expense in 1996 results from a reduction in the number of employees during the second half of 1995, which continued into 1996, and the elimination of certain one time costs associated with the move to the Pittsburgh Systems and Research Center, which were included in the comparable 1995 period.

Although net research and development remained at approximately the same level in 1996, when compared to 1995 ($1,635 to $1,616), net research and development increased as a percent of revenue to 4.1% in 1996 from 3.8% in 1995.

FINANCIAL CONDITION

         The Company's total assets decreased $7,554 to $162,807 at March 29, 1996 from $170,361 at December 31, 1995. The principal changes for the period were decreases in Receivables of $7,699, Cash of $2,364 and Prepaid assets and other current assets of $1,275, which were partially offset by an increase in Cost and estimated earnings in excess of billings on uncompleted contracts of $3,541. The decrease in Receivables of $7,699 is the result of improved cash receipts in the first quarter of 1996. In spite of these cash receipts, Cash and cash equivalents decreased in the period by $2,364, which is due to use of $1,284 of cash in operating activities, a decrease in total borrowing of $437 and spending of $643 on new capital equipment.

         Costs in excess of billings on uncompleted contracts were $54,950 as of March 29, 1996 as compared to $51,409 as of December 31, 1995. Billings in excess of costs and estimated earnings on uncompleted contracts were $13,178 as of March 29, 1996 compared to $15,201 as of December 31, 1995. The net change reflects the increased volume in systems contracts and an industry-wide trend toward longer term contracts with invoicing and payment terms based on delivery or installation of material as opposed to milestones for engineering or manufacturing. Management expects this trend will continue to lengthen the invoicing and collection cycle.

         Capital expenditures for the three months ended March 29, 1996 totaled $643. Capital expenditures for the three months ended March 31, 1995 totaled $1,800. The reduction reflects the elimination of one time 1995 expenditures related to furniture and equipment for the new Pittsburgh Systems and Research Center.

         The Company's operating activities used cash of $1,284 in the three months ended March 29, 1996 compared to using cash of $14,726 in the three months ended March 31, 1995, which is an improvement of $13,442. This results principally from changes in receivables which decreased $7,699 in the first quarter of 1996 as compared to an increase of $3,010 in the comparable period of 1995. This is an improvement of $10,709 in the cash flow in 1996 over 1995. The Company's cash flows have historically been subject to quarterly fluctuations due to the cyclical pattern of contract bookings and subsequent contract milestones. The number, size and timing of contracts awarded will continue to impact future cash flows.

         The Company maintains $35,000 in fully committed revolving credit facilities with commercial banks. In addition, the Company currently maintains $44,453 in uncommitted lines of credit on an "as available" basis. Total unused and available credit was $49,469 at March 29, 1996. The company has also issued senior, unsecured promissory notes to various lenders in the total amount of $30,000 at an 8% fixed rate with a ten year term and principal payments beginning in 1998. Management believes these facilities are sufficient to meet the Company's foreseeable cash needs.

(See Footnote 6 of the Notes to Consolidated Financial Statements, page 6 hereof, with respect to the Company's failure to be in compliance with certain loan covenants as of March 29, 1996.)

PART II.  OTHER INFORMATION


Item 3.  Defaults upon Senior Securities

                 Reference is made to Footnote 6 of the Notes to Consolidated Financial Statements, which appears on page 6 hereof and which is hereby incorporated herein in response to this item.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits required in connection with this quarterly report on Form 10-Q are listed in the Exhibit Index following the signature page. Certain of such exhibits, which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are incorporated herein as exhibits by such reference and made a part hereof.

         (b) No reports on Form 8-K were filed during the quarter ended March 29, 1996.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNION SWITCH & SIGNAL INC.




Date: April 30, 1996              By:   /s/ Walter Alessandrini
                                        ----------------------------------------------------
                                        Walter Alessandrini
                                        President, Chief Executive Officer




Date: April 30, 1996              By:   /s/ Joseph A. Kirby
                                        ----------------------------------------------------
                                        Joseph A. Kirby
                                        Vice President and Chief Financial
                                        Officer (principal financial and accounting officer)

                              INDEX TO EXHIBITS

                                                                                                             SEQUENTIAL
         EXHIBIT NO.          DESCRIPTION                                                                    PAGE NUMBERS
         -----------          -----------                                                                    ------------
             3.1              Restated Certificate of Incorporation of the                                        *
                              Registrant, incorporated by reference to Exhibit 3.1 of the
                              Registrant's Registration No. 33-69226

             3.2              Bylaws of the Registrant incorporated by reference to Exhibit 3.2                   *
                              of the Registrant's Registration No. 33-69226

             4.1              Specimen Certificate of Registrant's Common Stock, incorporated                     *
                              by reference to Exhibit 4.1 of the Registrant's Registration No. 33-69226

             4.2              Specimen Certificate of Registrant's Preferred Stock, incorporated                  *
                              by reference to Exhibit 4.2 of the Registrant's Registration No. 33-69226

             4.3              Note Purchase Agreements between the Registrant and Connecticut                     *
                              General Life Insurance Company, CIGNA Property and Casualty
                              Insurance Company and Insurance Company of North America, all
                              dated September 29, 1994, incorporated by reference to Exhibit 4.3 of the
                              Registrant's Quarterly Report on Form 10Q for the period ended September
                              30, 1994

             10.1             Registration Rights Agreement, dated as of November 24, 1993,                       *
                              between the Registrant, ATR and Finmeccanica incorporated by reference to
                              Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the
                              year ended December 31, 1993

             10.2             Preemptive Rights Agreement dated as of November 24, 1993,                          *
                              between the Registrant, ATR and Finmeccanica incorporated by reference to
                              Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the
                              year ended December 31, 1993

             10.3             Union Switch & Signal Inc. Performance Unit Plan incorporated                       *
                              by reference to Exhibit 10.3 of the Registrant's Registration No. 33-69226

             10.4             Union Switch & Signal Inc. Executive Variable Compensation Plan                     *
                              incorporated by reference to Exhibit 10.4 of the Registrant's
                              Registration No. 33-69226

             10.5             Union Switch & Signal Inc. 1993 Long-Term Stock Incentive Plan                      *
                              incorporated by reference to Exhibit 10.5 of the Registrant's
                              Registration No. 33-69226

                                                                                                             SEQUENTIAL
         EXHIBIT NO.          DESCRIPTION                                                                    PAGE NUMBERS
         -----------          -----------                                                                    ------------
             10.6             Union Switch & Signal Inc. Retirement/Savings Plan Effective                        *
                              August 1, 1988 incorporated by reference to Exhibit 10.6 of the
                              Registrant's Registration No. 33-69226

                              a.               Amendment No. 1 to the Union Switch & Signal Inc.                  *
                                               Retirement/Savings Plan effective January 1, 1995
                                               incorporated by reference to Exhibit 10.6a of the
                                               Registrant's Quarterly Report on Form 10Q for the
                                               period ended September 29, 1995

                              b.               Amendment No. 2 to the Union Switch & Signal Inc.                  *
                                               Retirement/Savings Plan effective January 1, 1995
                                               incorporated by reference to Exhibit 10.6b of the
                                               Registrant's Quarterly Report on Form 10Q for the
                                               period ended September 29, 1995

             10.7             Development Agreement dated as of September 14, 1993 between                        *
                              Regional Industrial Development Corporation of Southwestern
                              Pennsylvania, Urban Redevelopment Authority of Pittsburgh and
                              Union Switch & Signal Inc. relating to the Pittsburgh Technology
                              Center Project (without exhibits) incorporated by reference to Exhibit
                              10.9 to the Registrant's Registration No. 33-69226

             10.8             Lease dated September 14, 1993 between Regional Industrial                          *
                              Development Corporation of Southwestern Pennsylvania and the Registrant
                              incorporated by reference to Exhibit 10.10 of the Registrant's Annual
                              Report on Form 10-K for the year ended December 31, 1993

             10.9             Bonding Support Agreement dated as of January 1, 1993 among                         *
                              Finmeccanica, ATR and the Registrant incorporated by reference to
                              Exhibit 10.10 of the Registrant's Registration No. 33-69226

             10.10            Credit Support Agreement dated as of January 1, 1993 among                          *
                              Finmeccanica, ATR and the Registrant incorporated by reference to
                              Exhibit 10.11 of the Registrant's Registration No. 33-69226

             10.11            Services Agreement dated as of January 1, 1993 between ATR                          *
                              and the Registrant incorporated by reference to Exhibit 10.12 of the
                              Registrant's Registration No. 33-69226

             10.12            Loan Agreement dated November 30, 1993 between Regional                             *
                              Industrial Development Corporation of Southwestern Pennsylvania and the
                              Pennsylvania Industrial Development Authority incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form
                              10-K for the year ended December 31, 1993

             10.13            Consent, Subordination and Assumption Agreement dated                               *
                              November 30, 1993 among the Registrant, Regional Industrial Development
                               Corporation of Southwestern Pennsylvania and the Pennsylvania Industrial
                              Development Authority incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended
                              December 31, 1993

             10.14            Management Services Agreement dated November 1, 1995 between the                    *
                              Registrant and Ansaldo Trasporti S.p.A.

             27               Financial Data Schedule (For SEC use only)


*    Previously filed; incorporated herein by reference