Form 10-Q
period 1996-06-28
UNION SWITCH & SIGNAL INC
filed 1996-08-09
CIK 912464

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

[ X ] Quarterly Report, Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

              For the Quarterly Period Ended June 28, 1996, or

[   ] Transition Report, Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the Transition Period _____ to _____

                       Commission File Number 0-22914
                       ------------------------------


                         UNION SWITCH & SIGNAL INC.
           (Exact name of registrant as specified in its charter)

                          ------------------------


              Delaware                                   25-1579001
- ----------------------------------------    -----------------------------------
     (State of Incorporation)               (IRS Employer Identification Number)


   1901 Main Street, Suite 1150
     Columbia, South Carolina                              29201
- ----------------------------------------    -----------------------------------
(Address of principal executive offices)                (Zip Code)

                               (803) 929-1200
                               --------------
              (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X         No
                                    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Common Stock, $0.01 par value        9,737,500
             -----------------------------     -----------------
                      Class                    Outstanding as of
                                               July 31, 1996

                           UNION SWITCH & SIGNAL INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 28, 1996
                                     INDEX





PART I.FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                --------
    Item 1.  Financial Statements
          Consolidated Balance Sheet as of June 28, 1996 and
           December 31, 1995 .........................................          1

          Consolidated Statement of Operations and Accumulated
           Earnings for the three and six month periods ended
           June 28, 1996 and June 30, 1995 ...........................          2

          Consolidated Statement of Cash Flows for the six month
           periods ended June 28, 1996 and June 30, 1995 .............          3

          Notes to Consolidated Financial Statements..................          4-6

    Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............          7-10


PART II.OTHER INFORMATION

    Item 1.  Legal Proceedings .......................................          11

    Item 4.  Submission of Matters to a Vote of Security Holders......          11

    Item 6.  Exhibits and Reports on Form 8-K ........................          12

    Signatures .......................................................          13

    Index to Exhibits ................................................          14-16

                           UNION SWITCH & SIGNAL INC.
                          CONSOLIDATED  BALANCE SHEET
                     ($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                June 28,            December 31,
                                                                                                  1996                 1995
Assets                                                                                        (unaudited)            (audited)
                                                                                              -----------            ---------
Current assets:
   Cash and cash equivalents .........................................................        $     1,103            $   2,873
   Receivables - net .................................................................             19,091               29,641
        Inventory (Note 3)  ..........................................................             26,519               24,807
        Costs and estimated earnings in excess of billings
             on uncompleted contracts (Note 4) .......................................             57,092               51,409
        Prepaid expenses and other current assets ....................................              3,035                4,814
                                                                                              -----------            ---------
                Total current assets .................................................            106,840              113,544

Contract receivables - retentions ....................................................             14,211               13,624
Property, plant and equipment - net  .................................................             37,581               37,944
Other assets .........................................................................              3,897                5,249
                                                                                              -----------            ---------
                Total assets .........................................................        $   162,529            $ 170,361
                                                                                              ===========            =========
        Liabilities and Shareholders' Equity

Current liabilities:
        Short term borrowings and current
             obligations under capital leases (Note 5)................................        $    14,549            $   6,040
        Accounts payable .............................................................             10,618               14,833
        Accrued liabilities  .........................................................              5,841                7,135
        Billings in excess of costs and estimated earnings
             on uncompleted contracts (Note 4)........................................             10,653               15,201
                                                                                              -----------            ---------

                Total current liabilities ............................................             41,661               43,209

Accounts payable - retentions ........................................................              2,127                2,493
Accrued post-retirement benefits .....................................................              2,479                2,359
Long-term borrowings and obligations under capital leases (Note 6)....................             46,924               52,128
                                                                                              -----------            ---------

                Total liabilities ....................................................             93,191              100,189
                                                                                              ===========            =========

Shareholders' equity:

        Preferred stock, $.01 par value, authorized 1,000,000
             shares, no shares issued and outstanding.................................                  0                    0
        Common stock, $.01 par value, authorized 30,000,000
             shares, issued and outstanding 9,737,500 ................................                 97                   97
        Additional paid-in capital ...................................................             59,302               59,302
        Accumulated earnings  ........................................................              9,939               10,773
                                                                                              -----------            ---------

                Total shareholders' equity ...........................................             69,338               70,172
Commitments and contingencies  .......................................................                  0                    0
                                                                                              -----------            ---------

                Total liabilities and shareholders' equity ...........................        $   162,529            $ 170,361
                                                                                              ===========            =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           UNION SWITCH & SIGNAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AND ACCUMULATED EARNINGS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                Three Months ended             Six Months ended
                                                                                ------------------             ----------------
                                                                             June 28,         June 30,       June 28,      June 30,
                                                                               1996             1995           1996          1995
                                                                            (unaudited)     (unaudited)    (unaudited)   (unaudited)
                                                                            -----------     -----------    -----------   -----------
Revenue ...........................................................          $   38,387      $   47,489     $   78,166    $   90,150
Cost of revenue ...................................................              30,973          36,104         64,071        68,718
                                                                             ----------      ----------     ----------    ----------
        Gross profit ..............................................               7,414          11,385         14,095        21,432

Operating expenses:
     Selling, general and administrative ..........................               5,626           5,861         10,187        11,496
     Research and development - net ...............................               1,348           2,195          2,983         3,811
                                                                             ----------      ----------     ----------    ----------
        Operating expenses ........................................               6,974           8,056         13,170        15,307
                                                                             ----------      ----------     ----------    ----------
        Operating income ..........................................                 440           3,329            925         6,125

Interest expense ..................................................               1,141             952          2,159         1,571
                                                                             ----------      ----------     ----------    ----------

        Income (loss) before income taxes .........................                (701)          2,377         (1,234)        4,554
Provision for income taxes  .......................................                (233)            898           (400)        1,794
                                                                             ----------      ----------     ----------    ----------
        Net income (loss)  ........................................                (468)          1,479           (834)        2,760

Accumulated  earnings beginning of period .........................              10,407           8,430         10,773         7,149
                                                                             ----------      ----------     ----------    ----------

Accumulated  earnings, end of period ..............................          $    9,939      $    9,909     $    9,939    $    9,909
                                                                             ----------      ----------     ----------    ----------

Earnings (loss) per share of common stock :
        Net income (loss)  ........................................          $    (0.05)     $     0.15     $    (0.09)   $     0.28
                                                                             ----------      ----------     ----------    ----------

Weighted average number of common shares outstanding ..............           9,737,500       9,737,500      9,737,500     9,737,500
                                                                             ==========      ==========     ==========    ==========


    The accompanying notes are an integral part of these consolidated state

                           UNION SWITCH & SIGNAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                                  Six Months ended
                                                                                                  ----------------
                                                                                             June 28,           June 30,
                                                                                               1996               1995
                                                                                           (unaudited)         (unaudited)
                                                                                           -----------         -----------
Increase (decrease) in cash and cash equivalents:
     Cash flows from  operating activities:
        Net income (loss) .........................................................        $    (834)          $   2,760
        Adjustments to reconcile net income to net cash
             provided by (used in) operating  activities:
             Depreciation and amortization ........................................            2,780               2,720
        Changes in:
             Receivables ..........................................................           10,550              (3,114)
             Inventory ............................................................           (1,712)               (938)
             Other assets .........................................................            2,022                 127
             Accounts payable .....................................................           (4,215)             (1,264)
             Accrued liabilities ..................................................             (947)                (76)
             Contracts - net (a) ..................................................          (11,184)            (11,615)
                                                                                           ---------           ---------

                Net cash used in operating activities .............................           (3,540)            (11,400)

        Cash flows from investing activities:
             Capital expenditures                                                             (1,535)            (15,715)
             Net assets purchased  ................................................                0              (2,890)
                                                                                           ---------           ---------

                Net cash used in investing activities .............................           (1,535)            (18,605)

        Cash flows from financing activities:
             Net proceeds from short term borrowings   ............................            8,524              15,067
             Proceeds from long term borrowings   .................................            5,000               8,500
             Payments on long term borrowings   ...................................          (10,000)                  0
             Payments on capital leases ...........................................             (219)                (25)
                                                                                           ---------           ---------

                Net cash provided by financing activities .........................            3,305              23,542

Net decrease in cash and cash equivalents .........................................           (1,770)             (6,463)
Cash and cash equivalents at beginning of period ..................................            2,873               8,573
                                                                                           ---------           ---------

Cash and cash equivalents at end of period ........................................        $   1,103           $   2,110
                                                                                           ---------           ---------

Interest paid during period .......................................................        $   2,235           $   1,206
                                                                                           ---------           ---------

Income taxes paid (refund received) during period .................................        $    (948)          $   2,523
                                                                                           ---------           ---------


(a) Contract accounting includes costs and estimated earnings in excess of billings, contract receivables - retentions, billings in excess of costs and estimated earnings on uncompleted contracts and accounts payable - retentions.

  The accompanying notes are an integral part of these consolidated financial statements.

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 28, 1996
                                  (Unaudited)
                   ($ in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Union Switch & Signal Inc. (the "Company") include all adjustments which are, in the opinion of management, necessary for a fair statement of the operating results for the three and six month periods ended June 28, 1996 and June 30, 1995. The consolidated financial statements for the three and six month periods include only normal recurring adjustments. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The information contained in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements as well as the notes thereto contained in the Company's 1995 Annual Report.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The Company is periodically involved in providing certain products and services to affiliated entities and in purchasing certain products and services from affiliated entities. During the six months period ended June 28, 1996, the Company provided to Ansaldo Trasporti S.p.A. certain advisory and consulting services which were reflected as a reduction of operating expense of $699.

The Company relies on affiliated entities for certain financial and management services. Such services include guaranteeing a $200,000 surety bond facility (of which $53,728 was utilized at June 28, 1996) and a $5,000 standby letter of credit facility (of which $3,521 was utilized at June 28, 1996). Fees are paid to Ansaldo Trasporti S.p.A. (ATR) and/or Finmeccanica S.p.A. for these services provided. Said fees are equal to 1.0% per annum on the aggregate principal amount of credit enhanced and 0.50% per annum of any surety bond or letter of credit for which ATR and/or Finmeccanica provides an indemnity. For the six-month period ended June 28, 1996 such fee was $154. Management expects these services to continue to be provided by affiliates, to the extent required, through at least 1997.

NOTE 3 - INVENTORY

Components of inventory at June 28, 1996 were as follows:

                                                June 28, 1996
                                                -------------

   Raw materials .............................     $15,008
   Work-in-process ...........................       6,970
   Finished components .......................       4,541
                                                   -------
                                                   $26,519
                                                   =======

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 28, 1996
                                  (Unaudited)
                   ($ In thousands, except per share amounts)

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Components of cost and estimated earnings on uncompleted contracts at June 28, 1996 were as follows:

                                                                                       June 28, 1996
                                                                                       -------------
   Costs incurred on uncompleted contracts ......................................         $406,824
   Estimated earnings                                                                       73,319
                                                                                          --------
                                                                                           480,143
   Less - Billings to date and advances on contracts ............................          433,704
                                                                                          --------
                                                                                          $ 46,439
                                                                                          ========

The net amount above is included in the consolidated balance sheet under the following captions:
                                                                                        June 28, 1996
                                                                                        -------------
   Costs and estimated earnings in excess
   of billings on uncompleted contracts..........................................         $ 57,092
   Billings in excess of costs and estimated earnings
   on uncompleted contracts .....................................................          (10,653)
                                                                                          --------
                                                                                          $ 46,439
                                                                                          ========

NOTE 5 - SHORT TERM BORROWINGS AND CAPITAL LEASES

Short term borrowings consisted of the following at June 28, 1996:

   Borrowings (unsecured) under various lines of credit expiring within one year with interest payable at least quarterly.  The interest rates
   in effect at June 28, 1996 were from 6.0% to 6.2%..............................        $ 11,325

   Borrowings (unsecured) in Australia by Union Switch & Signal Pty. Ltd.
   under a revolving credit facility expiring October 1, 1996, with interest payable
   quarterly.  The interest rate in effect at June 28, 1996 was 7.0%..............           2,847

Current portion of obligations under capital leases. .............................             377
                                                                                          --------
   Total short term borrowings and current portion of obligations
   under capital leases ..........................................................        $ 14,549
                                                                                          ========


                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 28, 1996
                                  (Unaudited)
                   ($ in thousands, except per share amounts)

NOTE 6 - LONG TERM BORROWINGS AND CAPITAL LEASES

Long term borrowings consisted of the following at June 28, 1996:

  Borrowings (unsecured) under revolving credit facility expiring
  May 28, 1998,  with interest payable quarterly.  The interest rate
  in effect at June 28, 1996 was 6.7%.. .............................................    $10,000

  Senior Notes (unsecured) due 2004, with a
  fixed interest rate of 8%. ........................................................     30,000

  Long term obligations under capital leases. .......................................      6,924
                                                                                         -------
     Total long term borrowings and long term portion of obligations
     under capital leases ...........................................................    $46,924
                                                                                         =======


The Company has a three-year revolving credit facility in the amount of $35,000 which is used to fund working capital needs as well as provide commercial and stand-by letters of credit and which will expire on May 28, 1998. At June 28, 1996, $10,000 in borrowings and $10,347 in letters of credit were utilized. In addition, on September 29, 1994, the Company issued senior, unsecured promissory notes to various lenders in the total amount of $30,000 at an 8% fixed rate with a ten year term and principal payments beginning in 1998.

As of March 29, 1996, Union Switch & Signal Inc. was in violation of certain financial covenants associated with its Senior Notes (the Fixed Charge Coverage Ratio) and its Revolving Credit Facility (Funded Debt Coverage Ratio, Fixed Charge Coverage Ratio, and Interest Coverage Ratio). These violations constitute Events of Default under the loan agreements associated with these borrowings. The Company remains current in all interest and principal payments due. The lenders have waived their rights to an acceleration of principal payments granted to them under their loan agreements with the Company. The Company expects that it will be in compliance with these covenants by year end.

The Company maintains a $100,000 surety bonding facility ($10,566 outstanding at June 28, 1996) in addition to a $200,000 surety bonding facility provided by Finmeccanica (see Note 2).

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

     Unless otherwise indicated, all figures set forth below are for the three and six month periods ended June 28, 1996 compared to the three and six month periods ended June 30, 1995.

     Net income (loss) for the second quarter of 1996 decreased to ($468) or ($0.05) cents per share from $1,479 or $0.15 cents per share for the comparable period last year. This decrease is due to a decrease in gross profit of $3,971 and an increase in interest of $189, partially offset by reductions in operating expense of $1,082 and income taxes of $1,131.

     Net income (loss) for the six months of 1996 decreased to ($834) or ($0.09) cents per share from $2,760 or $0.28 cents per share for the comparable period last year. This decrease is due to a decrease in gross profit of $7,337 and an increase in interest of $588, partially offset by reductions in operating expense of $2,137 and income taxes of $2,194.

BACKLOG

     The Company's backlog at June 28, 1996 was $127,300, a decrease from the December 31, 1995 year end backlog of approximately $144,700. Orders for second quarter 1996 were $25,078 as compared to $42,269 for the second quarter of 1995. Orders for the six months ended June 30, 1996 were $60,769 as compared to $92,556 for the six months ended June 30, 1995.

     Recent and proposed consolidations and mergers among U. S. Class 1 railroads have had a continuing adverse affect on customer orders, revenue and gross profit. In addition, longer than anticipated lead times in the transit and international markets and increased domestic competition have resulted in lower backlog.

NET REVENUE

     Net revenue decreased 19.2% to $38,387 for the second quarter of 1996 from $47,489 in the comparable period of 1995. Net revenue decreased 13.3% to $78,166 for the first six months of 1996 from $90,150 in the comparable period of 1995. The decreases in the second quarter and first six months of 1996 resulted from lower volume in Wayside Control Products Division shipments, and lower volume in system engineering in the Transportation Control Systems Division. The Transportation Control System Division's revenue for the six months ended June 28, 1996 includes

$1,906 from the Australian operation which is not comparable to the first six months of 1995 because the Australian operation was acquired at the end of March, 1995.

     Revenue by product line was as follows:

                Six Months Ended                      Product Line                             % Change
      June 28, 1996         June 30, 1995                                                       1996-95
      -------------         -------------                                                      --------
      $  53,977             $  58,575                 Transportation Control Systems            (7.8)
         21,792                28,856                 Wayside Control Products                 (24.5)
          2,397                 2,719                 Vehicle Control Systems                  (11.8)
      ---------             ---------
                                                                                               (13.3)
      $  78,166             $  90,150                 Total Revenue

GROSS PROFIT

     Gross profit fluctuates as a result of production volume and the mix between industry sector and geographical location. The following table sets forth gross profit in thousands of dollars and as a percentage of total revenue, and the percent of change from year to year:

                Six Months Ended                                                                 % Change
      June 28, 1996         June 30, 1995                                                        1996-95
      -------------         -------------                                                        --------
      $ 78,166                $ 90,150              Total Revenue                                 (13.3)
        65,071                  68,718              Cost of Revenue                                (6.8)
      --------                --------

      $ 14,095                $ 21,432              Gross Profit                                  (34.2)

          18.0%                 23.8%               Gross Profit as a % of Total Revenue

     Gross profit for the second quarter of 1996 decreased to $7,414 or 19.3% of revenue from $11,385 or 24.0% of revenue for the comparable period in 1995. Gross profit for the first six months of 1996 decreased to $14,095 or 18.0% of revenue from $21,432 or 23.8% of revenue for the comparable period in 1995. The decreases in gross profit between the second quarter of 1996 and the second quarter of 1995 and between the first six months of 1996 and 1995, resulted from lower revenue in the Wayside Control Products and the Transportation Control Systems Divisions as well as lower gross profit rates on existing contracts in the Transportation Control Systems Division.

OPERATING EXPENSES

     The following table sets forth certain consolidated expense items in thousands of dollars for the periods indicated and the percentage change from year to year:

                Six Months Ended                      Expense Items                                  % Change
      June 28, 1996          June 30, 1995                                                           1996-95
      -------------          -------------                                                           -------
      $ 10,187                 $ 11,496               Selling, general and administrative             (11.4)
         2,983                    3,811               Research and development - net                  (21.7)
      --------                 --------

      $ 13,170                 $ 15,307               Total operating expenses                        (14.0)

     Selling, general and administrative expense decreased to $5,626 for the second quarter of 1996 from $5,861 for the comparable period in 1995, but increased as a percent of revenue to 14.7% for the second quarter of 1996 from 12.3% for the comparable period in 1995. Net research and development decreased to $1,348 for the second quarter of 1996 from $2,195 in the second quarter of 1995. Net research and development decreased as planned as a percent of revenue to 3.5% for the second quarter of 1996 from 4.6% for the comparable period in 1995.

     Selling, general and administrative expense decreased to $10,187 for the first six months of 1996 from $11,496 for the comparable period in 1995, but increased as a percent of revenue to 13.0% for the first half of 1996 from 12.8% in the first half of 1995. This reduction in selling, general and administrative expense resulted from the elimination of certain one time costs associated with the move to the Pittsburgh Systems and Research Center, which were included in the comparable 1995 period, and the invoicing of Ansaldo Trasporti S.p.A. (ATR) for management services of $390. Net research and development decreased to $2,983 in the first half of 1996 from $3,811 in the first half of 1995. Net research and development decreased as planned as a percent of revenue to 3.8% for the first six months of 1996 from 4.2% for the first six months of 1995.

FINANCIAL CONDITION

     The Company's total assets decreased $7,832 to $162,529 at June 28, 1996 from $170,361 at December 31, 1995. The principal changes for the period were decreases in receivables of $10,550, cash and cash equivalents of $1,770, and prepaid assets and other current assets of $460, which were partially offset by an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $5,683 and an increase in inventory of $1,712. The decrease in receivables of $10,550 is the result of improved cash receipts in the first six months of 1996. In spite of these cash receipts, cash and cash equivalents decreased over the period by $1,770, which is due to use of $3,540 of cash in operating activities, an increase in total borrowing of $3,305, and spending of $1,535 on new capital equipment.

     Costs in excess of billings on uncompleted contracts were $57,092 as of June 28, 1996 as compared to $51,409 as of December 31, 1995. Billings in excess of costs and estimated earnings on uncompleted contracts were $10,653 as of June 28, 1996 compared to $15,201 as of December 31, 1995. The net change reflects an industry-wide trend toward longer term contracts with invoicing and payment terms based on delivery or installation of material as opposed to milestones for engineering or manufacturing.

     Capital expenditures decreased to $892 for the quarter ended ended June 28, 1996 from $13,915 for the comparable period in 1995. Capital expenditures decreased to $1,535 for the six months ended June 28, 1996 from $15,715 for the six months ended June 30, 1995. The reductions reflect the elimination of one time 1995 expenditures related to furniture and equipment and partial prepayment of construction loans for the new Pittsburgh Systems and Research Center.

     The Company's operating activities used cash of $3,540 in the six months ended June 28, 1996 compared to using cash of $11,400 in the six months ended June 30, 1995, a reduction of $7,860. This results principally from changes in receivables which decreased $10,550 in the six months ended June 30, 1996 as compared to an increase of $3,114 in the comparable period of 1995. The Company's cash flows have historically been subject to fluctuations due to the cyclical pattern of contract bookings and subsequent contract milestones. The number, size and timing of contracts awarded will continue to impact future cash flows.

     The Company maintains $35,000 in fully committed revolving credit facilities with commercial banks. In addition, the Company currently maintains $44,725 in uncommitted lines of credit on an "as available" basis. Total unused and available credit was $55,285 at June 28, 1996. The company has also issued senior, unsecured promissory notes to various lenders in the total amount of $30,000 at an 8% fixed rate with a ten year term and principal payments beginning in 1998. Management believes these facilities are sufficient to meet the Company's foreseeable cash needs.

(See Footnote 6 of the Notes to Consolidated Financial Statements, page 6 hereof, with respect to the Company's compliance with certain loan covenants as of June 28, 1996.)

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

On April 23, 1996, the Company and the City of Chicago entered into a Settlement and Release Agreement, pursuant to which all claims arising out of the City of Chicago's Southwest Corridor Project and subject of the lawsuit filed in federal district court in Chicago on January 11, 1993, have been settled. Upon dismissal of the lawsuit and completion of certain administrative matters, the City of Chicago will pay to the Company $3.3 million, which amount is believed to be sufficient to satisfy subcontractor claims and the amount which on account of this contract is included as a portion of costs and estimated earnings in excess of billings on uncompleted contracts in the Company's Consolidated Balance Sheet as of December 31, 1995.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders of the Company was held on April 18, 1996 and continued on May 9, 1996.

      (b) At the meeting, the following matters were submitted to a vote of the shareholders of the Company:

           (1) the election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

             Nominee               For             Withheld
             -------               ---             --------
           W. Alessandrini      8,389,368           15,237
           S. Brandi            8,389,168           15,437
           A. de Benedictis     8,189,168          215,437
           L. Cravarolo         8,389,168           15,437
           E. Riddett           8,389,093           15,512
           A. Rosania           8,389,368           15,237
           J. Smith III         8,189,043          215,562
           G. Tedeschini        8,389,368           15,237

           (2) a recommendation of the Board of Directors that the shareholders ratify the selection of the firm of Price Waterhouse LLP as independent accountants to audit the books, records and accounts of the Company for the year 1996. The vote was as follows:


                 For             Against            Abstain
                 ---             -------            -------

                 8,399,180       2,000              3,425

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

      (b) No reports on Form 8-K were filed during the quarter ended June 28, 1996.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNION SWITCH & SIGNAL INC.



Date:  August 1, 1996                By: /s/ Walter Alessandrini
                                         ------------------------------
                                         President, Chief Executive Officer



Date:  August 1, 1996                By: /s/ Joseph A. Kirby
                                         ------------------------------
                                         Vice President and Chief Financial
                                         Officer (principal financial and
                                         accounting officer)

                               INDEX TO EXHIBITS



                                                                                                                      SEQUENTIAL
EXHIBIT NO.             DESCRIPTION                                                                                   PAGE NUMBERS
- -----------             -----------                                                                                   ------------
3.1                     Restated Certificate of Incorporation of the                                                       *
                        Registrant, incorporated by reference to Exhibit 3.1 of the
                        Registrant's Registration No. 33-69226

3.2                     Bylaws of the Registrant incorporated by reference to Exhibit 3.2                                  *
                        of the Registrant's Registration No. 33-69226

4.1                     Specimen Certificate of Registrant's Common Stock, incorporated                                    *
                        by reference to Exhibit 4.1 of the Registrant''s Registration No. 33-69226

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



                                                                                                                      SEQUENTIAL
EXHIBIT NO.             DESCRIPTION                                                                                   PAGE NUMBERS
- -----------             -----------
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

10.14                   Management Services Agreement dated November 1, 1995 between the                                  *
                        Registrant and Ansaldo Trasporti S.p.A. incorporated by reference to
                        Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the
                        year ended December 31, 1995.

                        a.      Renewal No. 1, dated March 1, 1996, of the                                              17-22
                                Management Services Agreement dated
                                November 1, 1995 between the Registrant and
                                Ansaldo Trasporti, S.p.A.

                        b.      Renewal No. 2, dated June 14, 1996, of                                                  23-28
                                the Management Services Agreement dated
                                November 1, 1996 between the Registrant
                                and Ansaldo Trasporti, S.p.A.

27.1                    Financial Data Schedule                                                                         29


* Previously filed; incorporated herein by reference