Form 10-Q
period 1996-09-27
UNION SWITCH & SIGNAL INC
filed 1996-11-07
CIK 912464

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------
                                  Form 10-Q

[ X ] Quarterly Report, Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

            For the Quarterly Period Ended September 27, 1996, or

[   ] Transition Report, Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                    For the Transition Period       to
                                              -----    -----

                       Commission File Number 0-22914

                       ------------------------------

                         UNION SWITCH & SIGNAL INC.
           (Exact name of registrant as specified in its charter)

                        ----------------------------



             Delaware                                  25-1579001
----------------------------------------  --------------------------------------
       (State of Incorporation)            (IRS Employer Identification Number)


   1901 Main Street, Suite 1150
     Columbia, South Carolina                            29201
----------------------------------------  --------------------------------------
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

                              Yes   X        No
                                  -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock, $0.01 par value             9,737,50
          -----------------------------         -----------------
                      Class                     Outstanding as of
                                                October 31, 1996

                           UNION SWITCH & SIGNAL INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1996
                                     INDEX





PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                       --------

    Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 27, 1996 and
           December 31, 1995 .....................................        1

         Consolidated Statement of Operations and Accumulated
           Earnings for the three and nine month periods ended
           September 27, 1996 and September 29, 1995 .............        2

         Consolidated Statement of Cash Flows for the nine month
           periods ended September 27, 1996 and September 29,
           1995 ..................................................        3

         Notes to Consolidated Financial Statements ..............        4-6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations .....        7-10


PART II.  OTHER INFORMATION


    Item 1.  Legal Proceedings ...................................        11

    Item 5.  Other Information ...................................        11

    Item 6.  Exhibits and Reports on Form 8-K ....................        12

    Signatures ...................................................        13

    Index to Exhibits ............................................        14-16

                                  UNION SWITCH & SIGNAL INC.
                                 CONSOLIDATED  BALANCE SHEET
                            ($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           September 27,          December 31,
                                                                                               1996                  1995
      ASSETS                                                                                (unaudited)            (audited)
                                                                                             ---------              -------
Current assets:
   Cash and cash equivalents ............................................................ $          2          $      2,873
   Receivables - net ....................................................................       17,679                29,641
   Inventory (Note 4)  ..................................................................       29,508                24,807
   Costs and estimated earnings in excess of billings
      on uncompleted contracts (Note 5)  ................................................       59,126                51,409
    Prepaid expenses and other current assets  ..........................................        5,365                 4,814
                                                                                          ------------          ------------

             Total current assets  ......................................................      111,680               113,544

Contract receivables - retentions  ......................................................       13,533                13,624
Property, plant and equipment - net   ...................................................       37,762                37,944
Other assets  ...........................................................................        3,639                 5,249
                                                                                          ------------          ------------

             Total assets  .............................................................. $    166,614          $    170,361
                                                                                          ------------          ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short term borrowings and current
      obligations under capital leases (Note 6)    ...................................... $     16,177          $      6,040
   Accounts payable  ....................................................................       10,575                14,833
   Accrued liabilities ..................................................................        4,586                 7,135
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (Note 5)  ................................................       13,269                15,201
                                                                                          ------------          ------------

             Total current liabilities  .................................................       44,607                43,209

Accounts payable - retentions  ..........................................................        2,366                 2,493
Accrued post-retirement benefits  .......................................................        2,539                 2,359
Long-term borrowings and obligations under capital leases (Note 7)  .....................       48,860                52,128
                                                                                          ------------          ------------

             Total liabilities  .........................................................       98,372               100,189
                                                                                          ------------          ------------

Shareholders' equity:

   Preferred stock, $.01 par value, authorized 1,000,000
      shares, no shares issued and outstanding  .........................................            0                     0
   Common stock, $.01 par value, authorized 30,000,000
      shares, issued and outstanding 9,737,500  .........................................           97                    97
   Additional paid-in capital  ..........................................................       59,302                59,302
   Accumulated earnings .................................................................        8,843                10,773
                                                                                          ------------          ------------

             Total shareholders' equity  ................................................       68,242                70,172

Commitments and contingencies  ..........................................................            0                     0
                                                                                                     -                     -

             Total liabilities and shareholders' equity  ................................ $    166,614          $    170,361
                                                                                          ------------          ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                            UNION SWITCH & SIGNAL INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                           AND ACCUMULATED EARNINGS
                                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months ended                        Nine Months ended
                                                      ------------------                        -----------------
                                                  September 27,  September 29            September 27,       September 29
                                                     1996           1995                     1996                1995
                                                 (unaudited)     (unaudited)             (unaudited)          (unaudited)
                                                ------------    -------------            ------------        -------------

Revenue ......................................  $     34,872    $      40,323           $     113,038        $     130,473
Cost of revenue ..............................        29,755           31,886                  93,826              100,604
                                                ------------    -------------           -------------        -------------
       Gross profit ..........................         5,117            8,437                  19,212               29,869

Operating expenses:
       Selling, general and administrative ...         4,629            4,863                  14,816               16,359
       Research and development - net ........         1,200            1,609                   4,183                5,420
                                                ------------    -------------           -------------        -------------
           Operating expenses ................         5,829            6,472                  18,999               21,779
                                                ------------    -------------           -------------        -------------
           Operating  income .................          (712)           1,965                     213                8,090

Interest expense .............................         1,139            1,123                   3,298                2,694
                                                ------------    -------------           -------------        -------------

           Income (loss) before income taxes .        (1,851)             842                  (3,085)               5,396
Provision for (benefit from) income taxes ....          (755)             335                  (1,155)               2,129
                                                ------------    -------------           -------------        -------------
           Net income (loss) .................        (1,096)             507                  (1,930)               3,267

Accumulated  earnings beginning of period ....         9,939            9,909                  10,773                7,149
                                                ------------    -------------           -------------        -------------
Accumulated  earnings, end of period .........  $      8,843    $      10,416           $       8,843        $      10,416
                                                ------------    -------------           -------------        -------------
Earnings (loss) per share of common stock :
           Net income (loss) .................  $      (0.11)   $        0.05           $       (0.20)       $        0.34
                                                ------------    -------------           -------------        -------------
Weighted average number of common shares
 outstanding .................................     9,737,500        9,737,500               9,737,500            9,737,500
                                                ------------    -------------           -------------        -------------

 The accompanying notes are an integral part of these consolidated statements.

                                      UNION SWITCH & SIGNAL INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ($ IN THOUSANDS)

                                                                                             Nine Months ended
                                                                                             -----------------
                                                                            September 27,                September 29
                                                                                1996                         1995
                                                                             (unaudited)                 (unaudited)
                                                                         ------------------            ----------------
Increase (decrease) in cash and cash equivalents:
   Cash flows from  operating activities:
      Net income (loss) ...............................................  $           (1,930)           $          3,267
      Adjustments to reconcile net income to net cash
         provided by (used in) operating  activities:
         Depreciation and amortization ................................               4,032                       4,314
      Changes in:
         Receivables ..................................................              11,962                      (6,758)
         Inventory ....................................................              (4,701)                     (2,145)
         Other assets .................................................                (291)                         48
         Accounts payable .............................................              (4,258)                     (1,631)
         Accrued liabilities ..........................................              (2,142)                       (327)
         Contracts - net (a) ..........................................              (9,685)                    (13,334)
                                                                         ------------------            ----------------

           Net cash used in operating activities ......................              (7,013)                    (16,566)

   Cash flows from investing activities:
      Capital expenditures ............................................              (2,727)                    (25,721)
      Net assets purchased ............................................                   0                      (2,890)
                                                                         ------------------            ----------------

            Net cash used in investing activities .....................              (2,727)                    (28,611)

   Cash flows from financing activities:
       Net proceeds from short term borrowings ........................              10,208                      16,709
       Proceeds from long term borrowings .............................               7,000                      15,000
       Payments on long term borrowings ...............................             (10,000)                          0
       Proceeds from (Payments on) capital leases .....................                (339)                      7,415
                                                                         ------------------            ----------------

            Net cash provided by financing activities .................               6,869                      39,124

Net decrease in cash and cash equivalents .............................              (2,871)                     (6,053)
Cash and cash equivalents at beginning of period ......................               2,873                       8,573
                                                                         ------------------            ----------------

Cash and cash equivalents at end of period ............................  $                2            $          2,520
                                                                                          -                       -----
                                                                         ------------------            ----------------
Interest paid during period ...........................................  $            3,380            $            969
                                                                         ------------------            ----------------

Income taxes paid (refund received) during period .....................  $             (910)           $          1,966
                                                                         ------------------            ----------------

   (a) Contract accounting includes costs and estimated earnings in excess of billings, contract receivables - retentions, billings in excess of costs and estimated earnings on uncompleted contracts and accounts payable - retentions.

The accompanying notes are an integral part of these consolidated financial statements.

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                                  (Unaudited)
                   ($ in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Union Switch & Signal Inc. (the "Company") include all adjustments which are, in the opinion of management, necessary for a fair statement of the operating results for the three and nine month periods ended September 27, 1996 and September 29, 1995. The consolidated financial statements for the three and nine month periods include only normal recurring adjustments. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The information contained in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements as well as the notes thereto contained in the Company's 1995 Annual Report.

NOTE 2 - RECENT DEVELOPMENTS

The Company announced November 6, 1996 that it will file a Proxy Statement/ Prospectus in which it it will ask its shareholders at a Special Meeting to approve and adopt an Agreement and Plan of Merger among Union Switch & Signal Inc., Ansaldo Signal N. V., US&S Merger Sub Inc. (a direct subsidiary of Ansaldo Signal N. V.) and Ansaldo Trasporti S.p.A. providing for each share of common stock of Union Switch & Signal Inc. to be converted into one share of common stock of a new company to be named Ansaldo Signal N. V., and for the issuance promptly after the merger by Ansaldo Signal N. V. of approximately 10,711,250 of its shares of common stock in exchange for the capital of certain European subsidiaries of Ansaldo Trasporti S.p.A which are engaged in the railway signaling and automation business. Ansaldo Signal shares will be traded on the NASDAQ national market system (Symbol: ASIGF).

NOTE 3 - RELATED-PARTY TRANSACTIONS

The Company is periodically involved in providing certain products and services to affiliated entities and in purchasing certain products and services from affiliated entities. During the nine month period ended September 27, 1996, the Company provided to Ansaldo Trasporti S.p.A. certain advisory and consulting services which were reflected as a reduction of operating expense of $452.

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                                  (Unaudited)
                   ($ In thousands, except per share amounts)

NOTE 3 - RELATED-PARTY TRANSACTIONS (CONTINUED)

The Company relies on affiliated entities for certain financial and management services. Such services include guaranteeing a $200,000 surety bond facility (of which $45,361 was utilized at September 27, 1996) and a $5,000 standby letter of credit facility (of which $2,756 was utilized at September 29, 1996). Fees are paid to Ansaldo Trasporti S.p.A. (ATR) and/or Finmeccanica S.p.A. for these services as provided. Said fees are equal to 1.0% per annum on the aggregate principal amount of credit enhanced and 0.50% per annum of any surety bond or letter of credit for which ATR and/or Finmeccanica provides an indemnity. For the nine-month period ended September 27, 1996 such fee was $220. Management expects these services to continue to be provided by ATR and/or Finmeccanica, to the extent required, through at least 1997.

NOTE 4 - INVENTORY

Components of inventory at September 27, 1996 were as follows:

                                                           September 27, 1996
                                                           ------------------
   Raw materials .......................................   $      16,584
   Work-in-process .....................................           6,853
   Finished components .................................           6,071
                                                           -------------
                                                           $      29,508
                                                           =============


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Components of cost and estimated earnings on uncompleted contracts at September 27, 1996 were as follows:
                                                           September 27, 1996
                                                           ------------------
   Costs incurred on uncompleted contracts .............   $     424,738
   Estimated earnings                                             70,984
                                                           -------------
                                                                 495,722

   Less - Billings to date and advances on contracts ...         449,865
                                                           -------------
                                                           $      45,857
                                                           =============

The net amount above is included in the consolidated balance sheet under the following captions:
                                                           September 27, 1996
                                                           ------------------

   Costs and estimated earnings in excess
   of billings on uncompleted contracts ................   $      59,126
   Billings in excess of costs and estimated earnings
   on uncompleted contracts ............................         (13,269)
                                                           -------------
                                                           $      45,857
                                                           =============

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                                  (Unaudited)
                   ($ In thousands, except per share amounts)

NOTE 6 - SHORT TERM BORROWINGS AND CAPITAL LEASES

Short term borrowings consisted of the following at September 27, 1996:

   Borrowings (unsecured) under various lines of credit expiring within one year with interest payable at least quarterly.  The interest rate
   in effect at September 27, 1996 was 6.0% ........................................        $ 12,790

   Borrowings (unsecured) in Australia by Union Switch & Signal Pty. Ltd.
   under a revolving credit facility expiring December 31, 1996, with interest payable
   quarterly.  The interest rate in effect at September 27, 1996 was 8.3% ..........           3,066

   Current portion of obligations under capital leases. ............................             321
                                                                                            --------
      Total short term borrowings and current portion of obligations
      under capital leases .........................................................        $ 16,177
                                                                                            ========

NOTE 7 - LONG TERM BORROWINGS AND CAPITAL LEASES

Long term borrowings consisted of the following at September 27, 1996:

   Borrowings (unsecured) under revolving credit facility expiring
   May 28, 1998, with interest payable quarterly.  The interest rate
   in effect at September 27, 1996 was 6.7%.. ......................................        $ 12,000

   Senior Notes (unsecured) due 2004, with a
   fixed interest rate of 8%. ......................................................          30,000

   Long term obligations under capital leases. .....................................           6,860
                                                                                            --------
      Total long term borrowings and long term portion of obligations
      under capital leases .........................................................        $ 48,860
                                                                                            ========

                           UNION SWITCH & SIGNAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                                  (Unaudited)
                   ($ in thousands, except per share amounts)


The Company has a three-year revolving credit facility in the amount of $35,000 which is used to fund working capital needs as well as provide commercial and stand-by letters of credit and which will expire on May 28, 1998. At September 27, 1996, $12,000 in borrowings and $9,729 in letters of credit were utilized. In addition, on September 29, 1994, the Company issued senior, unsecured promissory notes to various lenders in the total amount of $30,000 at an 8% fixed rate with a ten year term and principal payments beginning in 1998.

As of September 27, 1996, Union Switch & Signal Inc. was in violation of certain financial covenants associated with its Senior Notes (the Fixed Charge Coverage Ratio) and its Revolving Credit Facility (Interest Coverage Ratio, Funded Debt Coverage Ratio and Fixed Charge Coverage Ratio). These violations constitute Events of Default under the loan agreements associated with these borrowings. The Company remains current in all interest and principal payments due. The lenders have waived their rights to an acceleration of principal payments granted to them under their loan agreements with the Company through December 31, 1996. Management is presently negotiating new credit facilities which will serve the borrowing and letter of credit needs of Union Switch & Signal Inc. as well as those of Ansaldo Signal N.V. and its other operating units. If the transaction described in Note 2 hereof is consummated, management believes that the new facilities will be sufficient to meet its borrowing needs for the foreseeable future. If the referenced transaction is not consummated, management believes that the Company's existing facilities will be sufficient to meet its borrowing needs for the foreseeable future.

The Company maintains a $100,000 surety bonding facility ($12,129 outstanding at September 27, 1996) in addition to a $200,000 surety bonding facility provided by Finmeccanica (see Note 3).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($ in thousands except per share amounts)

OVERVIEW

     US&S is a leader in the design, engineering, production and distribution of integrated railway signaling, automation and control systems and related component products that provide a variety of train control and rail operations management capabilities. US&S's customers include all Class 1 freight railroads and virtually all major rail-based transit systems in the United States, as well as rail transportation operators in several foreign countries.

     The three and nine month periods ended September 27, 1996 were particuarly challenging periods in both the export and U.S. markets. Reduction in foreign infrastructure spending, U.S. budget uncertainties and mergers of U.S. Class 1 railroads caused a reduction in orders received and have caused a deterioration in revenue and income from 1995 levels.

     On November 6, 1996 the Company announced that it will file a Proxy Statement/ Prospectus in which it will ask its shareholders at a Special Meeting to approve and adopt an Agreement and Plan of Merger among Union Switch & Signal Inc., Ansaldo Signal N. V., US&S Merger Sub Inc. (a direct subsidiary of Ansaldo Signal N. V.) and Ansaldo Trasporti S.p.A. providing for each share of common stock of Union Switch & Signal Inc. to be converted into one share of common stock of a new company to be named Ansaldo Signal N. V., and for the issuance promptly after the merger by Ansaldo Signal N. V. of approximately 10,711,250 of its shares of common stock in exchange for the capital of certain European subsidiaries of Ansaldo Trasporti S.p.A which are engaged in the railway signaling and automation business. Ansaldo Signal shares will be traded on the NASDAQ national market system (Symbol: ASIGF).

     Unless otherwise indicated, all figures set forth below are for the three and nine month periods ended September 27, 1996 compared to the three and nine month periods ended September 29, 1995.

NET INCOME

     Net income (loss) for the third quarter of 1996 decreased to ($1,096) or ($0.11) per share from $507 or $0.05 per share for the comparable period last year. This decrease is due to a decrease in gross profit of $3,320 partially offset by reductions in operating expense of $643 and income taxes of $695.

     Net income (loss) for the nine months of 1996 decreased to ($1,930) or ($0.20) per share from $3,267 or $0.33 per share for the comparable period last year. This decrease is due to a decrease in gross profit of $10,657 and an increase in interest of $604, partially offset by reductions in operating expense of $2,780 and income taxes of $3,284.

BACKLOG

     The Company's backlog at September 27, 1996 was $121,203, a decrease from the December 31, 1995 year end backlog of approximately $144,700. Orders for third quarter 1996 were $28,412 as compared to $22,572 for the third quarter of 1995. Orders for the nine months ended September 27, 1996 were $89,181 as compared to $115,128 for the nine months ended September 29, 1995.

     Recent and proposed consolidations and mergers among U. S. Class 1 railroads, such as the recent proposed Conrail combination, have had a continuing adverse affect on customer orders, revenue and gross profit. In addition, longer than anticipated lead times in the transit and international markets and increased domestic competition have resulted in lower backlog. During this quarter, management has observed increasing activity in systems markets which should result in an increased rate of orders in late 1996 and 1997.

NET REVENUE

     Net revenue decreased 13.5% to $34,872 for the third quarter of 1996 from $40,323 in the comparable period of 1995. Net revenue decreased 13.4% to $113,038 for the first nine months of 1996 from $130,473 in the comparable period of 1995. The decreases in net revenue in the third quarter of 1996 resulted from lower volume in system engineering in the Transportation Control Systems Division. The decreases in net revenue in the first nine months of 1996 resulted from lower volume in Wayside Control Products Division shipments, and lower volume in system engineering in the Transportation Control Systems Division.

The following table sets forth net revenue by product line and the percent of change from year to year:

                Nine Months Ended                       Product Line                           % Change
        Sept. 27, 1996       Sept. 29, 1995                                                     1996-95
        --------------       --------------                                                    --------
        $       76,484       $       85,426             Transportation Control Systems            (10.5)
                32,437               40,157             Wayside Control Products                  (19.2)
                 4,117                4,890             Vehicle Control Systems                   (15.8)
        --------------       --------------

        $      113,038       $      130,473             Total Revenue                             (13.4)


GROSS PROFIT

     Gross profit fluctuates as a result of production volume and the mix between industry sector and geographical location. The following table sets forth gross profit in thousands of dollars and as a percentage of total revenue, and the percent of change from year to year:

                Nine Months Ended                                                              % Change
        Sept. 27, 1996       Sept. 29, 1995                                                     1996-95
        --------------       --------------                                                    --------
        $      113,038       $      130,473             Total Revenue                             (13.4)
                93,826              100,604             Cost of Revenue                            (6.7)
        --------------       --------------

        $       19,212       $       29,869             Gross Profit                              (35.7)

                  17.0%                22.9%            Gross Profit as a % of Total Revenue


     Gross profit for the third quarter of 1996 decreased to $5,117 or 14.7% of revenue from $8,437 or 20.9% of revenue for the comparable period in 1995. This decrease in gross profit between the third quarter of 1996 and the third quarter of 1995 of $3,320 is due to a decrease in revenue in systems engineering of $1,671 and a decrease in gross profit rates in the systems engineering which resulted in a decrease in gross profit of $1,649. The decrease in rates reflects a cost adjustment of $2,500 related to a nearly completed systems contract which involved a major level of software development.

     Gross profit for the first nine months of 1996 decreased to $19,212 or 17.0% of revenue from $29,869 or 22.9% of revenue for the comparable period in 1995. The decrease in gross profit between the first nine months of 1996 and the first nine months of 1995 was $10,657, of which $2,382 is due to a decrease in revenue by the Wayside Control Products Division and $3,042 is due to a decrease in revenue by the System Divisions. In addition, a decrease in the gross profit rate for the Transportation Control Systems Division resulted in a decrease in gross profit of $4,810. This decrease in gross profit rate relates primarily to the development contract discussed above.

OPERATING EXPENSES

     The following table sets forth certain consolidated expense items in thousands of dollars for the periods indicated and the percentage change from year to year:

                 NINE MONTHS ENDED                              EXPENSE ITEMS                   % CHANGE
        SEPT. 27, 1996       SEPT. 29, 1995                                                      1996-95
        --------------       --------------                                                     --------
        $       14,816       $       16,359             Selling, general and administrative         (9.4)
                 4,183                5,420             Research and development - net             (22.8)
        --------------       --------------

        $       18,999       $       21,779             Total operating expenses                   (12.8)


     Selling, general and administrative expense decreased to $4,629 for the third quarter of 1996 from $4,863 for the comparable period in 1995, but increased as a percent of revenue to 13.3% for the third quarter of 1996 from 12.1% for the comparable period in 1995. This reduction is primarily due to invoicing of Ansaldo Trasporti S.p.A. (ATR) for management services of $152 in 1996 for which there was no comparable invoicing in 1995. Net research and development decreased to $1,200 for the third quarter of 1996 from $1,609 in the third quarter of 1995. Net research and development decreased as planned as a percent of revenue to 3.4% for the third quarter of 1996 from 4.0% for the comparable period in 1995.

     Selling, general and administrative expense decreased to $14,816 for the first nine months of 1996 from $16,359 for the comparable period in 1995, but increased as a percent of revenue to 13.1% for the first nine months of 1996 from 12.5% for the comparable period in 1995. This reduction in selling, general and administrative expense resulted from the elimination of certain one time costs associated with the move to the Pittsburgh Systems and Research Center, which were included in the comparable 1995 period, and the invoicing of ATR for management services of $542 in 1996 for which there was no comparable invoicing in 1995. Net research and development decreased to $4,183 in the first nine months of 1996 from $5,420 for the comparable period in 1995. Net research and development decreased as planned as a percent of revenue to 3.7% for the first nine months of 1996 from 4.2% for the first nine months of 1995.

FINANCIAL CONDITION

     The Company's cash flows have historically been subject to fluctuations due to the irregular pattern of system bookings. The number, size and timing of system contracts awarded will continue to impact future cash flows. For the nine months ended September 27, 1996, the Company's operating activities used cash of $7,013 compared to using cash of $16,566 in the nine months ended September 29, 1995, a reduction of $9,553. This resulted primarily from a decrease in receivables of $11,962 in the nine months ended September 27, 1996 as compared to an increase of $6,758 in the comparable period of 1995. The decrease in receivables of $11,962 is the result of normal cash collections in the first nine months of 1996, and reduced sales volumes.

     Costs in excess of billings on uncompleted contracts were $59,126 as of September 27, 1996 as compared to $51,409 as of December 31, 1995. Billings in excess of costs and estimated earnings on uncompleted contracts were $13,269 as of September 27, 1996 compared to $15,201 as of December 31, 1995. The net change reflects an industry-wide trend toward longer term contracts with invoicing and payment terms based on delivery or installation of material as opposed to milestones for engineering or manufacturing.

     The increase in inventory of $4,701 is due to increasing inventory in order to improve Customer service.

     Capital expenditures decreased to $2,727 for the nine months ended September 27, 1996 from $25,721 for the nine months ended September 29, 1995. The reductions reflect the elimination of one time 1995 expenditures related to furniture and equipment and partial prepayment of construction loans for the new Pittsburgh Systems and Research Center.

     The Company maintains $35,000 in fully committed revolving credit facilities with commercial banks. In addition, the Company currently maintains $44,725 in uncommitted lines of credit on an "as available" basis. Total unused and available credit was $42,785 at September 27, 1996. The company has also issued senior, unsecured promissory notes to various lenders in the total amount of $30,000 at an 8% fixed rate with a ten year term and principal payments beginning in 1998. Management believes these facilities are sufficient to meet the Company's foreseeable cash needs.

(See Footnote 7 of the Notes to Consolidated Financial Statements, page 9 hereof, with respect to the Company's compliance with certain loan covenants as of September 27, 1996.)

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and to Item 1 of the Registrant's Quarterly Reports on Form 10-Q for the periods ended March 29, 1996 and June 28, 1996.

Item 5.     Other Information

            Walter Alessandrini has resigned effective November 15, 1996 as President and Chief Executive Officer of the Company to become the president of a larger company in a different line of business. The Company has announced the appointment of Mr. Kevin E. Riddett as Mr. Alessandrini's successor.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits required in connection with this quarterly report on Form 10-Q are listed in the Exhibit Index following the signature page. Certain of such exhibits, which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings, are incorporated herein as exhibits by such reference and made a part hereof.

            (b) No reports on Form 8-K were filed during the quarter ended September 27, 1996.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNION SWITCH & SIGNAL INC.




Date:  November 6, 1996           By:  /s/ Walter Alessandrini
                                       President, Chief Executive Officer



Date: November 6, 1996            By:  /s/ Joseph A. Kirby
                                       Vice President and Chief Financial
                                       Officer (principal financial and
                                       accounting officer)

                                                  INDEX TO EXHIBITS
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

10.1         Registration Rights Agreement, dated as of November 24, 1993, between            *
             the Registrant, ATR and Finmeccanica incorporated by reference to
             Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1993

10.2         Preemptive Rights Agreement dated as of November 24, 1993, between               *
             the Registrant, ATR and Finmeccanica incorporated by reference to
             Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1993

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

                                                                                        SEQUENTIAL
EXHIBIT NO.  DESCRIPTION                                                                PAGE NUMBERS
-----------  -----------                                                                ------------
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

             a.     Renewal No. 1, dated March 1, 1996, of the                                *
                    Management Services Agreement dated
                    November 1, 1995 between the Registrant and
                    Ansaldo Trasporti, S.p.A. incorporated by
                    reference to Exhibit 10.14a of the Registrant's
                    Quarterly Report on Form 10-Q for the period
                    ended June 28, 1996.

             b.     Renewal No. 2, dated June 14, 1996, of                                    *
                   the Management Services Agreement dated
                   November 1, 1996 between the Registrant
                   and Ansaldo Trasporti, S.p.A. incorporated by
                   reference to Exhibit 10.14b of the Registrant's
                   Quarterly Report on Form 10-Q for the period
                   ended June 28, 1996.


27.1         Financial Data Schedule                                                          19

*      Previously filed; incorporated herein by reference